Form 10-K/A
period 1995-12-31
UNITED STATIONERS SUPPLY CO
filed 1996-05-28
CIK 945633

[ARTICLE] 5
[MULTIPLIER] 1000

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                           11660
[SECURITIES]                                         0
[RECEIVABLES]                                   273142
[ALLOWANCES]                                      7315
[INVENTORY]                                     381618
[CURRENT-ASSETS]                                690008
[PP&E]                                          231095
[DEPRECIATION]                                   31114
[TOTAL-ASSETS]                                 1001383
[CURRENT-LIABILITIES]                           334543
[BONDS]                                              0
[PREFERRED-MANDATORY]                            18041
[PREFERRED]                                          0
[COMMON]                                          1153
[OTHER-SE]                                       28871
[TOTAL-LIABILITY-AND-EQUITY]                   1001383
[SALES]                                        1751462
[TOTAL-REVENUES]                               1751462
[CGS]                                          1370522
[TOTAL-COSTS]                                  1370522
[OTHER-EXPENSES]                                323383
[LOSS-PROVISION]                                  5169
[INTEREST-EXPENSE]                               46186
[INCOME-PRETAX]                                  11371
[INCOME-TAX]                                      5128
[INCOME-CONTINUING]                               6243
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                   1449
[CHANGES]                                            0
[NET-INCOME]                                      4794
[EPS-PRIMARY]                                     0.22
[EPS-DILUTED]                                     0.22