Form 10-K/A
period 1995-12-31
UNITED STATIONERS SUPPLY CO
filed 1996-08-28
CIK 945633

United States
                  Securities and Exchange Commission
                         Washington, DC 20549

                              FORM 10-K/A
(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934  (Fee Required) For the fiscal year ended December 31, 1995
                                  or
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from __________ to ____________

          Commission file numbers  United Stationers Inc.:  0-10653
                                   United Stationers Supply Co.:  33-59811

                        UNITED STATIONERS INC.
                     UNITED STATIONERS SUPPLY CO.
        (Exact name of Registrant as specified in its charter)

United Stationers Inc.: Delaware       United Stationers Inc.:  36-3141189
United Stationers Supply Co.: Illinois United Stationers Supply Co.:  36-2431718
     (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                          2200 East Golf Road
                   Des Plaines, Illinois  60016-1267
                            (847)  699-5000
   (Address, Including Zip Code and Telephone Number, Including Area
                         Code, of Registrants'
                     Principal Executive Offices)

      Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of Each Exchange
        Title of Each Class                        on Which Registered
              NONE                                         N/A

      Securities registered pursuant to Section 12(g) of the Act:
         United Stationers Inc.:  Common Stock $0.10 par value
                           (Title of Class)

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2)  has been subject to such filing requirements for the past  90 days.
United Stationers Inc.:           Yes  ( x )     No  (   )
United Stationers Supply Co.:     Yes  (   )     No  ( x )

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this
Form 10-K/A or any amendment to this Form 10-K/A.     ( x )

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of United Stationers Inc. as of February 27, 1996, based on the last sale price of the Common Stock as quoted by the Nasdaq National Market on such date:
$65,173,766. United Stationers Supply Co. has no shares of voting stock outstanding held by non-affiliates.

On February 27, 1996, United Stationers Inc. had outstanding 11,446,306 shares of Common Stock, par value $0.10 per share, and 758,944 shares of Nonvoting Common Stock, $0.01 par value per share. On February 27, 1996, United Stationers Supply Co. had 880,000 shares of Common Stock, $1.00 par value per share outstanding.